Form 10-Q
period 2001-09-30
ISP INVESTMENTS LLC; ISP CHEMICALS LLC; ISP MANAGEMENT LLC; ISP TECHNOLOGIES LLC; ISP MINERALS INC /NY/; ISP CHEMICALS INC /NY/; ISP TECHNOLOGIES INC /NY/; ISP GLOBAL TECHNOLOGIES INC /NY/; ISP PUERTO RICO INC; ISP MINERALS  LLC
filed 2001-11-15
CIK 1159981, 1159980, 1159979, 1159977, 1159976, 1159975, 1159974, 1159972, 883521, 1159983

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 2001

                                       OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 333-70144-14


                                 ISP CHEMCO INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                               51-0382622
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)


 300 Delaware Avenue, Suite 303, Wilmington, Delaware            19801
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (302) 427-5818

                     --------------------------------------
                       Commission File Number 333-70144-8

                               ISP CHEMICALS INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                               22-3807357
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)

 Route 95 Industrial Area, P.O. Box 37
 Calvert City, Kentucky                                          42029
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (270) 395-4165

                     --------------------------------------
                       Commission File Number 333-70144-7

                                ISP MINERALS INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                               22-3807370
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)

 34 Charles Street, Hagerstown, Maryland                         21740
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (301) 733-4000

                     --------------------------------------
                       Commission File Number 333-70144-9

                              ISP TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                               22-3807372
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)

 4501 Attwater Avenue and State Highway 146
 Texas City, Texas                                               77590
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (409) 945-3411
                     -----------------------------------
                     See Table of Additional Registrants

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

     As of November 9, 2001, 100 shares of ISP Chemco Inc. common stock (par value $.01 per share) were outstanding. There is no trading market for the common stock of ISP Chemco Inc. As of November 9, 2001, 10 shares of common stock (par value $.001 per share) were outstanding for each of ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc. No shares were held by non-affiliates for each of these registrants.

     As of November 9, 2001, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.

                                                ADDITIONAL REGISTRANTS

                                                                                                       Address, including zip code
                                                                                                       and telephone number,
                               State or other jurisdiction                   Registration No./I.R.S.   including area code, of
Exact name of registrant as    of incorporation or           No. of Shares   Employer Identification   registrant's principal
specified in its charter       organization                  Outstanding     No.                       executive offices
---------------------------    ---------------------------   -------------   -----------------------   ---------------------------
ISP Management                 Delaware                      10              333-70144-13/             1361 Alps Road
  Company, Inc.                                                              22-3807364                Wayne, NJ  07470
                                                                                                       (973) 628-4000
Bluehall Incorporated          Delaware                       1              333-70144-16/             % ISP Management Company,
                                                                             13-3335905                  Inc.
                                                                                                       1361 Alps Road
                                                                                                       Wayne, NJ 07470
                                                                                                       (973) 628-4000
Verona Inc.                    Delaware                      100             333-70144-15/             1361 Alps Road
                                                                             22-3036319                Wayne, NJ  07470
                                                                                                       (973) 628-4000
ISP Real Estate Company,       Delaware                      2               333-70144-17/             1361 Alps Road
  Inc.                                                                       22-2886551                Wayne, NJ  07470
                                                                                                       (973) 628-4000
ISP Freetown Fine              Delaware                      10              333-70144-12/             238 South Main Street
  Chemicals Inc.                                                             52-2069636                Assonet, MA  02702
                                                                                                       (508) 672-0634
ISP International Corp.        Delaware                      10              333-70144-19/             300 Delaware Avenue
                                                                             51-0333734                Suite 303
                                                                                                       Wilmington, Delaware  19801
                                                                                                       (302) 427-5715
ISP (Puerto Rico) Inc.         Delaware                      10              333-70144/                Mirador de Bairoa
                                                                             22-2934561                Calle 27 ST-14
                                                                                                       HC01 Box 29030
                                                                                                       PMB 15
                                                                                                       Caguas, PR 00725-8900
                                                                                                       (787) 744-3188
ISP Alginates Inc.             Delaware                      10              333-70144-11/             6605 Nancy Ridge Drive
                                                                             22-3676745                San Diego, CA 92121
                                                                                                       (619) 557-3100

ISP Environmental              Delaware                      10              333-70144-20/             1361 Alps Road
  Services Inc.                                                              51-0333801                Wayne, NJ  07470
                                                                                                       (973) 628-4000
ISP Global                     Delaware                      10              333-70144-10/             300 Delaware Avenue
  Technologies Inc.                                                          22-3807358                Suite 303
                                                                                                       Wilmington, Delaware  19801
                                                                                                       (302) 427-5852
ISP Investments Inc.           Delaware                      10              333-70144-18/             300 Delaware Avenue
                                                                             22-3807361                Suite 303
                                                                                                       Wilmington, Delaware  19801
                                                                                                       (302) 427-5822
ISP Chemicals LLC              Delaware                      N/A             333-70144-4/              Route 95 Industrial Area
                                                                             22-3807378                P.O. Box 37
                                                                                                       Calvert City, Kentucky 42029
                                                                                                       (270) 395-4165
ISP Management LLC             Delaware                      N/A             333-70144-5/              1361 Alps Road
                                                                             22-3807385                Wayne, NJ  07470
                                                                                                       (973) 628-4000
ISP Minerals LLC               Delaware                      N/A             333-70144-1/              34 Charles Street
                                                                             22-3807387                Hagerstown, MD 21740
                                                                                                       (301) 733-4000
ISP Technologies LLC           Delaware                      N/A             333-70144-6/              4501 Attwater Avenue and
                                                                             22-3807390                  State Highway 146
                                                                                                       Texas City, Texas 77590
                                                                                                       (409) 945-3411
ISP Investments LLC            Delaware                      N/A             333-70144-3/              300 Delaware Avenue
                                                                             22-3807381                Suite 303
                                                                                                       Wilmington, Delaware  19801
                                                                                                       (302) 427-5822
ISP Global                     Delaware                      N/A             333-70144-2/              300 Delaware Avenue
  Technologies LLC                                                           22-3807380                Suite 303
                                                                                                         Wilmington, Delaware  19801
                                                                                                         (302) 427-5852

                                 ISP CHEMCO INC.

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (Thousands, except per share amounts)


                                         Third Quarter Ended   Nine Months Ended
                                         -------------------   -----------------

                                       October 1,  Sept 30, October 1,   Sept 30,
                                          2000       2001      2000        2001
                                       ---------   -------- ---------  -----------

Net sales............................  $ 195,886   $ 188,633  $ 594,084  $ 595,124
                                       ---------   ---------  ---------  ---------

Costs and Expenses:
  Cost of products sold..............    129,680     114,896    386,080    370,491
  Selling, general and administrative     38,159      39,137    116,396    120,191
  Goodwill amortization..............      4,010       4,010     12,031     12,031
                                       ---------   ---------  ---------  ---------

    Total costs and expenses.........    171,849     158,043    514,507    502,713
                                       ---------   ---------  ---------  ---------

Operating income.....................     24,037      30,590     79,577     92,411
Interest expense.....................    (19,672)    (20,326)   (56,195)   (54,573)
Gain on contract settlement .........        -           -        3,450         -
Other income (expense), net..........     37,409      (1,079)    42,578     17,540
                                       ---------   ---------   --------  ---------

Income before income taxes...........     41,774       9,185     69,410     55,378
Income taxes.........................    (14,641)     (3,232)   (24,308)   (19,449)
                                       ---------   ---------   --------  ---------



Income before cumulative effect of
   accounting change.................     27,133       5,953     45,102     35,929

Cumulative effect of change in
   accounting principle, net of
   income tax benefit of $216........         -           -          -        (440)
                                       ---------   ---------   --------   --------

Net income...........................  $  27,133   $   5,953  $  45,102   $ 35,489
                                       =========   =========  =========   ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ISP CHEMCO INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               September 30,
                                                  December 31,    2001
                                                      2000     (Unaudited)
                                                  ----------  ----------
                                                         (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents...................... $   14,763  $   13,914
  Investments in trading securities..............    279,381          -
  Investments in available-for-sale securities...    222,444          -
  Other short-term investments...................     18,893          -
  Restricted cash................................         -      176,519
  Accounts receivable, trade, net................     89,173      89,821
  Accounts receivable, other.....................     19,618      28,277
  Receivable from related parties, net...........     14,410      16,562
  Inventories....................................    150,948     201,712
  Other current assets...........................     36,937      36,618
                                                  ----------  ----------

     Total Current Assets........................    846,567     563,423
Property, plant and equipment, net...............    558,688     554,563
Goodwill, net....................................    489,032     482,911
Long-term restricted cash........................         -       81,130
Receivable from related party....................         -       20,000
Long-term loan receivable from parent company....      1,085          -
Other assets.....................................     28,170      64,844
                                                  ----------  ----------

Total Assets..................................... $1,923,542  $1,766,871
                                                  ==========  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt................................ $  143,682  $      111
  Current maturities of long-term debt...........    224,419     182,446
  Loan payable to parent company.................     25,000          -
  Accounts payable...............................     56,891      53,161
  Accrued liabilities............................     77,651     106,287
  Income taxes...................................      8,036      10,680
                                                  ----------  ----------

    Total Current Liabilities....................    535,679     352,685
                                                  ----------  ----------

Long-term debt less current maturities...........    399,142     786,804
                                                  ----------  ----------

Long-term loan payable to parent company.........     50,000           -
                                                  ----------  ----------

Deferred income taxes............................    170,341     152,122
                                                  ----------  ----------

Other liabilities................................     61,731      65,420
                                                  ----------  ----------

Stockholders' Equity:
  Common stock, $.01 par value per share;
    1,000 shares authorized: 100 shares issued...         -           -
  Additional paid-in capital.....................    625,254     367,673
  Retained earnings..............................     69,394      69,883
  Accumulated other comprehensive income(loss)...     12,001     (27,716)
                                                  ----------  ----------

    Total Stockholders' Equity...................    706,649     409,840
                                                  ----------  ----------


Total Liabilities and Stockholders' Equity....... $1,923,542  $1,766,871
                                                  ==========  ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ISP CHEMCO INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           Nine Months Ended
                                                           -----------------

                                                          October 1, Sept. 30,
                                                          --------------------
                                                             2000      2001
                                                           --------  --------
                                                               (Thousands)

Cash and cash equivalents, beginning of period...........  $ 21,324  $ 14,763
                                                           --------  --------

Cash provided by operating activities:
  Net income.............................................    45,102    35,489
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle       -         440
      Depreciation.......................................    37,739    39,243
      Goodwill amortization..............................    12,031    12,031
      Deferred income taxes..............................    13,040   (11,482)
      Unrealized (gains) losses on trading securities
        and other short-term investments.................   (11,105)    1,039
  Increase in working capital items......................   (14,163)  (39,548)
  Purchases of trading securities........................   (26,886) (217,335)
  Proceeds from sales of trading securities..............    56,044   376,292
  Increase in net receivable from related parties........     2,302        51
  Change in cumulative translation adjustment............   (12,790)     (984)
  Other, net.............................................    11,533     2,780
                                                           --------  --------

Net cash provided by operating activities................   112,847   198,016
                                                           --------  --------


Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions .................   (39,380)  (58,716)
  Purchases of available-for-sale securities ............  (265,988) (121,299)
  Proceeds from sales of available-for-sale securities...   192,019    19,700
  Proceeds from sales of other short-term investments....       -      12,529
                                                           --------  --------

Net cash used in investing activities....................  (113,349) (147,786)
                                                           --------  --------

Cash provided by (used in) financing activities:
  Proceeds (repayments) from sale of accounts receivable.    (5,128)   (7,791)
  Increase (decrease) in short-term debt.................     6,236  (108,542)
  Proceeds from issuance of debt.........................       -     526,364
  Increase (decrease) in borrowings under revolving
    credit facilities....................................     1,800  (115,400)
  Repayments of long-term debt...........................   (10,460)  (65,059)
  Borrowings (repayments) with parent company............   (14,604)   28,915
  Increase in restricted cash............................       -    (257,649)
  Financing fees and expenses............................       -     (13,789)
  Effect of restructuring - transfers to ISP Investco LLC       -     (22,220)
  Dividends and distributions to parent company...........   (2,370)  (35,000)
  Capital contribution from parent company...............    17,691    19,092
                                                           --------  --------

Net cash provided by (used in) financing activities......    (6,835)  (51,079)
                                                           --------  --------

Net change in cash and cash equivalents..................    (7,337)     (849)
                                                           --------  --------

Cash and cash equivalents, end of period.................  $ 13,987  $ 13,914
                                                           ========  ========

                                 ISP CHEMCO INC.

                                                       Nine Months Ended
                                                       -----------------

                                                      October 1,  Sept. 30,
                                                         2000       2001
                                                      ----------  ---------

                                                           (Thousands)
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............   $ 53,733  $ 42,517
    Income taxes (including taxes paid pursuant to
      the Tax Sharing Agreement).....................     23,619    28,687


  Acquisition of FineTech Ltd.:
    Fair market value of assets acquired.............             $ 26,547
    Purchase price of acquisition....................               22,450
                                                                  --------
    Liabilities assumed..............................             $  4,097
                                                                  ========




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements for ISP Chemco Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 30, 2001, and the results of operations and cash flows for the periods ended October 1, 2000 and September 30, 2001. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on November 6, 2001 (the "Form S-4").

Note 1.  Financing Transactions and Restructuring

           On June 27, 2001, the Company and three of its wholly-owned subsidiaries issued $205.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes"). The net proceeds of $197.3 million, after discount and fees, were placed in an escrow account and were distributed to the Company's parent, International Specialty Products Inc. ("ISP"), to retire ISP's 9 3/4% Senior Notes due 2002 (the "2002 Notes") on or prior to October 15, 2001. During the third quarter of 2001, ISP retired $19.9 million of the 2002 Notes, and the remaining $180.0 million of 2002 Notes were retired on or before October 15, 2001. On July 31, 2001, the Company and its three wholly-owned subsidiaries issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June. The net proceeds were $98.9 million, including $0.9 million of accrued interest from June 27, 2001 to the date of issuance, of which $98.0 million was placed in an escrow account to be distributed to ISP to be used to retire a portion of ISP's 9% Senior Notes due 2003 (the "2003 Notes") on or prior to their maturity. On November 13, 2001, the Company and its three wholly-owned subsidiaries issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June, except with respect to interest accrual and registration rights. The net proceeds of $101.0 million were placed in an escrow account to be distributed to ISP to be used to retire a portion of ISP's 2003 Notes on or prior to their maturity. During the third quarter of 2001, ISP retired $16.9 million principal amount of the 2003 Notes. All of the 2011 Notes were guaranteed by substantially all of the Company's other domestic subsidiaries. The 2011 Notes were issued under an indenture which, among other things, places limits on the ability of the Company and its subsidiaries to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments.

           As the Company has used or intends to use the net proceeds from the issuances of the 2011 Notes to retire ISP's 2002 Notes and a portion of ISP's 2003 Notes, the 2002 Notes and $199.0 million of the 2003 Notes have been retroactively reflected in the Company's Consolidated Financial Statements for all periods presented, including the push-down of $101.0 million of 2003 Notes related to the November 13, 2001 issuance of $100.0 million of 2011 Notes. Excluding the effect of this push-down of $101.0 million of 2003 Notes, net income would have been $28.7 and $7.5 million for the third quarters of 2000 and 2001, respectively, and $49.8 and $40.1 million for the first nine months of 2000 and 2001, respectively. Interest expense, excluding the effect of this additional push-down of $101.0 million of 2003 Notes, would have been $17.3 and $17.9 million, respectively, for the third quarters of 2000 and 2001, respectively, and $49.0 and $47.4 million for the first nine months of 2000 and 2001, respectively.

     In a related transaction, the Company and its three subsidiaries which issued the senior subordinated notes also entered into $450.0 million of new senior secured credit facilities (the "Senior Credit Facilities"), the initial borrowings under which were used to repay amounts outstanding under the Company's previous credit facility. The Senior Credit Facilities are comprised of a $225.0 million term loan with a maturity of seven years and a $225.0 million revolving credit facility which will terminate in five years. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit. All borrowings under the Senior Credit Facilities will be based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the eurodollar rate plus a margin based on the ratio of the Company's total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio, an interest coverage ratio and a minimum adjusted net worth. As of September 30, 2001, $80.6 million of borrowings and $5.6 million of letters of credit were outstanding under the revolving credit facility.

     In connection with the above transactions, ISP also completed a restructuring of its business in order to separate its investment assets from its specialty chemicals business. As part of the restructuring, the Company transferred all of its investment assets to a newly formed parent company of the Company, Newco Holdings Inc., a wholly-owned subsidiary of ISP, which, in turn, transferred those assets to its newly formed subsidiary, ISP Investco LLC. As a result of the restructuring, the Company's assets consist solely of those related to the Company's specialty chemicals business.

Note 2.  Acquisition

     On June 7, 2001, the Company completed the acquisition of FineTech Ltd. ("FineTech"), a pharmaceutical research company based in Haifa, Israel. FineTech specializes in the design of proprietary synthetic routes and methodologies used in the production of highly complex and valuable organic compounds for the pharmaceutical industry. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of the identifiable net assets acquired, and the excess was recorded as goodwill. The results of FineTech are included in the Company's results from the date of acquisition and are not expected to be material to the Company's results of operations for the year 2001. FineTech recorded revenues of $3.5 million in the year 2000.

Note 3. Cumulative Effect of Change in Accounting Principle

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

     The Company adopted SFAS No. 133 as of January 1, 2001. Accounting for interest rate swaps and foreign exchange forward contracts held by the Company is affected by implementation of this standard. The earnings impact of the transition adjustments related to the initial adoption of the standard was an after-tax loss of $0.4 million, which was recorded in the first quarter of 2001 as the cumulative effect of a change in accounting principle.

Note 4.  Hedging and Derivatives

     As discussed in Note 1, in June 2001, the Company entered into the $450.0 million Senior Credit Facilities, which include a $225.0 million term loan. Borrowings against this term loan will be based on either an alternate base rate or on the eurodollar rate plus a margin based on the ratio of the Company's total consolidated debt to EBITDA. The Company has designated interest rate swaps, with a notional amount of $100 million, as a hedge of its exposure to changes in the eurodollar rate. The interest rate swaps are structured to receive interest based on the eurodollar rate and pay interest on a fixed rate basis. A cash flow hedging relationship has been established whereby the interest rate swaps hedge the risk of changes in the eurodollar rate related to forecasted borrowings against the term loan. The interest rate swaps hedge forecasted exposure to changes in the eurodollar rate through July 2002.

     During the first nine months of 2001, a $1.0 million charge related to the reduction in the fair market value of the interest rate swaps was reclassified and charged against interest expense, of which $0.2 million represents hedge ineffectiveness. As of September 30, 2001, the reclassification charge to earnings related to interest accruals over the next twelve months is estimated to be $2.1 million.

     Derivatives held by the Company not designated as hedging instruments include forward foreign exchange instruments. Foreign exchange forward contracts are held to offset exposure to changes in exchange rates affecting intercompany loans.

Note 5.  Comprehensive Income

                                              Third Quarter Ended  Nine Months Ended
                                              -------------------  -----------------
                                               October 1, Sept 30, October 1, Sept 30,
                                                 2000       2001     2000      2001
                                               ---------  -------  -------- ---------
                                                             (Thousands)
Net income...................................  $  27,133 $ 5,953  $ 45,102  $ 35,489
                                               --------- -------  --------  --------

Other comprehensive income (loss), net of tax:
  Change in unrealized gains on
    available-for-sale securities:
  Unrealized holding gains (losses) arising
    during the period, net of income tax
    (provision) benefit of $(25,993), $0,
    $(41,867) and $41,160.....................    53,010       -    86,152   (79,822)
  Less: reclassification adjustment for
    gains (losses) included in net income, net
    of income tax (provision) benefit of
    $(13,298),$0, $(12,835) and $311..........    24,520       -    23,222      (574)
    Effect of restructuring (Note 1)............       -       -         -    45,228
                                               --------- -------  --------  --------

  Total change for the period.................   28,490        -    62,930   (34,020)
                                               --------- -------  --------  --------

  Change in unrealized losses on derivative
    hedging instruments - cash flow hedges:
  Net derivative losses, net of tax effect
    of $443 and $1,070........................        -     (819)        -    (1,979)
  Less: reclassification adjustment for
    losses included in net income, net of
    tax effect of $151 and $341  .............        -     (280)        -      (630)
                                               --------- -------  --------  --------

  Total change for the period.................        -     (539)        -    (1,349)
                                               --------- -------  --------  --------
Translation adjustment........................   (6,081)   7,992   (12,790)     (984)
Effect of restructuring (Note 1)..............        -        -         -    (3,364)
                                               --------- -------  --------  --------
   Net translation adjustment for the period..   (6,081)   7,992   (12,790)   (4,348)
                                               --------- -------  --------  --------

Total other comprehensive income (loss).......   22,409    7,453    50,140   (39,717)
                                               --------- -------  --------  --------

Comprehensive income (loss)................... $ 49,542  $13,406  $ 95,242  $ (4,228)
                                               ========  =======  ========  ========

     Changes in the components of "Accumulated other comprehensive income
(loss)" for the nine months ended September 30, 2001 are as follows:

                               Unrealized            Unrealized         Cumulative
                               Gains (Losses)        Losses on          Foreign      Accumulated
                               On Available-         Derivative         Currency     Other
                               for-Sale              Hedging            Translation  Comprehensive
                               Securities            Instruments        Adjustment   Income (Loss)
                               -------------         -----------        -----------  -------------
                                                               (Thousands)
Balance, December 31, 2000..   $      34,020         $         -        $   (22,019) $      12,001
Change for the period.......         (34,020)             (1,349)            (4,348)       (39,717)
                               -------------         -----------        -----------  -------------

Balance, September 30, 2001.   $           -         $    (1,349)       $   (26,367) $     (27,716)
                               =============         ===========        ===========  =============

Note 6.  Business Segment Information

                                                Third Quarter Ended     Nine Months Ended
                                               ---------------------   --------------------
                                               October 1,  Sept. 30,   October 1, Sept. 30,
                                                 2000        2001         2000       2001
                                               ---------   ---------   ---------  ---------
                                                               (Thousands)
Net sales:
  Personal Care.............................   $  44,532   $  45,454   $ 139,999  $ 150,509
  Pharmaceutical, Food and Beverage.........      55,616      59,635     174,589    175,452
  Performance Chemicals, Fine Chemicals and
    Industrial..............................      75,530      59,754     222,551    205,351
                                               ---------   ---------   ---------  ---------
    Total Specialty Chemicals...............     175,678     164,843     537,139    531,312
  Mineral Products (1)......................      20,208      23,790      56,945     63,812
                                               ---------   ---------   ---------  ---------
Net sales...................................   $ 195,886   $ 188,633   $ 594,084  $ 595,124
                                               =========   =========   =========  =========

Operating income(2):
  Personal Care.............................   $   7,314   $   5,746   $  22,824  $  27,003
  Pharmaceutical, Food and Beverage.........      12,191      12,146      37,341     38,779
  Performance Chemicals, Fine Chemicals and
    Industrial..............................         726       7,603      10,184     17,505
                                               ---------   ---------   ---------  ---------
    Total Specialty Chemicals...............      20,231      25,495      70,349     83,287
  Mineral Products..........................       3,358       5,078       8,661      8,434
                                               ---------   ---------   ---------  ---------
  Total segment operating income............      23,589      30,573      79,010     91,721
  Unallocated corporate office..............         448          17         567        690
                                               ---------   ---------   ---------  ---------
Total operating income......................      24,037      30,590      79,577     92,411
Interest expense and other, net.............      17,737     (21,405)    (10,167)   (37,033)
                                               ---------   ---------   ---------  ---------
Income before income taxes..................   $  41,774   $   9,185   $  69,410  $  55,378
                                               =========   =========   =========  =========

(1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $15.7 and $18.7 million for the third quarter of 2000 and 2001, respectively, and $47.6 and $50.5 million for the first nine months of 2000 and 2001, respectively.

(2) Operating income for the third quarter and first nine months of 2000 for the three Specialty Chemicals business segments have been reclassified to conform to the 2001 presentation, based on a reallocation of certain manufacturing costs.

Note 7.  Inventories

     Inventories comprise the following:

                                       December 31,    September 30,
                                          2000             2001
                                        --------        ---------

                                              (Thousands)
     Finished goods................     $ 93,356        $ 127,489
     Work-in-process...............       29,022           41,131
     Raw materials and supplies....       28,570           33,092
                                        --------        ---------

     Inventories...................     $150,948        $ 201,712
                                        ========        =========

     At December 31, 2000 and September 30, 2001, $38.7 and $62.7 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, they would have been $0.1 million lower at December 31, 2000 and $4.9 million higher at September 30, 2001.


Note 8.  Restructuring Reserves

     In December 2000, the Company shut down its Seadrift, Texas butanediol manufacturing facility and shut down production of butanediol at its Texas City, Texas manufacturing facility in the first quarter of 2001. Accordingly, the Company recorded a one-time restructuring charge against operating income in 2000 of $2.5 million, including an accrual of $2.1 million for cash costs to be incurred in 2001 for severance and for decommissioning and remediation costs. During the first nine months of 2001, $2.0 million of such costs were charged against this reserve, leaving a reserve balance of $0.1 million as of the end of the third quarter of 2001.

     In connection with the relocation of certain of the Company's production lines for Personal Care products to the Company's Freetown, Massachusetts facility, the Company shut down its manufacturing operation in Belleville, New Jersey in the first quarter of 2001. Accordingly, the Company recorded a restructuring charge against operating income in 2000 of $11.9 million, which included a $10.4 million write-off of production assets. The total charge included an accrual of $1.5 million for cash costs to be incurred in 2001, mainly for severance and other shutdown-related costs. During the first nine months of 2001, $1.1 million of costs were charged against this reserve, leaving a reserve balance of $0.4 million as of the end of the third quarter of 2001, primarily for remaining severance costs.

Note 9. Guarantor Financial Information

     As discussed in Note 1, in June 2001, the Company and three of its wholly-owned subsidiaries issued $205.0 million aggregate principal amount of the 2011 Notes in a private placement. On each of July 31, 2001 and November 13, 2001, the Company and its three subsidiaries issued an additional $100.0 million of the 2011 Notes. The 2011 Notes are guaranteed by all of the Company's other domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary. These guarantees are full, unconditional and joint and several.

     ISP Global Technologies Inc., which is a guarantor of these senior notes, is party to a License and Royalty Agreement with non-guarantor foreign affiliates. Under this agreement, the non-guarantor affiliates have been given license for the use of the Patent Rights, Know-how and Trademarks in connection with the manufacture, use and sale of the Company's products.

     Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiaries. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for the guarantor subsidiaries and non-guarantor subsidiaries is not included herein because management has determined that such information is not material to investors.

                                 ISP CHEMCO INC.
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       THIRD QUARTER ENDED OCTOBER 1, 2000
                                   (Thousands)

                                                                           Non-
                                               Parent      Guarantor    Guarantor
                                              Company    Subsidiaries  Subsidiaries Eliminations  Consolidated
                                              -------    ------------  ------------ ------------  ------------
Net sales ...............................    $       -    $ 101,377    $   94,509    $        -    $  195,886
Intercompany net sales...................            -       42,295           927       (43,222)            -
                                             ---------    ---------    ----------    ----------    ----------
     Total net sales.....................            -      143,672        95,436       (43,222)      195,886
                                             ---------    ---------    ----------    ----------    ----------
Costs and Expenses:
  Cost of products sold .................            -      100,639        72,263       (43,222)      129,680
  Selling, general and administrative....           47       25,444        12,668                      38,159
  Goodwill amortization..................          907        3,103             -                       4,010
                                             ---------    ---------    ----------    ----------    ----------
    Total costs and expenses.............          954      129,186        84,931       (43,222)      171,849
                                             ---------    ---------    ----------    ----------    ----------

Operating income ........................         (954)      14,486        10,505             -        24,037
Equity in income of subsidiaries ........       36,599            -             -       (36,599)            -
Intercompany royalty income(expense),net.            -        3,179        (3,179)                          -
Intercompany dividend income.............            -            -             -                           -
Interest expense.........................       (8,773)      (4,140)       (6,759)                    (19,672)
Other income (expense), net..............       (4,347)       2,095        39,661                      37,409
                                             ---------    ---------    ----------    ----------    ----------
Income before income taxes...............       22,525       15,620        40,228       (36,599)       41,774
Income tax (provision) benefit...........        4,608       (4,545)      (14,704)                    (14,641)
                                             ---------    ---------    ----------    ----------    ----------
Net income...............................    $  27,133    $  11,075    $   25,524    $  (36,599)   $   27,133
                                             =========    =========    ==========    ==========    ==========

                                                   ISP CHEMCO INC.
                                     CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                       THIRD QUARTER ENDED SEPTEMBER 30, 2001
                                                     (Thousands)

                                                                           Non-
                                               Parent      Guarantor    Guarantor
                                              Company    Subsidiaries  Subsidiaries Eliminations  Consolidated
                                              -------    ------------  ------------ ------------  ------------
Net sales ...............................    $       -    $  93,847    $   94,786    $       -     $  188,633
Intercompany net sales...................            -       50,549         8,314      (58,863)             -
                                             ---------    ---------    ----------    ----------    ----------
     Total net sales.....................            -      144,396       103,100      (58,863)       188,633
                                             ---------    ---------    ----------    ----------    ----------
Costs and Expenses:
  Cost of products sold .................            -       99,076        74,683      (58,863)       114,896
  Selling, general and administrative....          302       26,929        11,906                      39,137
  Goodwill amortization..................          908        3,102             -                       4,010
                                             ---------    ---------    ----------    ----------    ----------
    Total costs and expenses.............        1,210      129,107        86,589      (58,863)       158,043
                                             ---------    ---------    ----------    ----------    ----------

Operating income ........................       (1,210)      15,289        16,511            -         30,590
Equity in income of subsidiaries ........       12,579            -             -      (12,579)             -
Intercompany royalty income(expense),net.            -        6,569        (6,569)                          -
Intercompany dividend income.............            -        3,571                     (3,571)             -
Interest expense.........................       (2,818)     (16,903)         (605)                    (20,326)
Other income (expense), net..............         (181)        (651)         (247)                     (1,079)
                                             ---------    ---------    ----------    ----------    ----------
Income before income taxes...............        8,370        7,875         9,090      (16,150)         9,185
Income tax (provision) benefit...........        1,154       (2,709)       (1,677)                     (3,232)
                                             ---------    ---------    ----------    ----------    ----------
Net income...............................    $   9,524    $   5,166    $    7,413     $(16,150)    $    5,953
                                             =========    =========    ==========     ========     ==========

                                 ISP CHEMCO INC.
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        NINE MONTHS ENDED OCTOBER 1, 2000
                                   (Thousands)

                                                                           Non-
                                               Parent      Guarantor    Guarantor
                                              Company    Subsidiaries  Subsidiaries Eliminations  Consolidated
                                              -------    ------------  ------------ ------------  ------------

Net sales ..............................    $       -     $ 313,029     $ 281,055     $       -     $ 594,084
Intercompany net sales .................            -       138,240         7,818      (146,058)            -
                                            ---------     ---------     ---------     ---------     ---------
     Total net sales ...................            -       451,269       288,873      (146,058)      594,084
                                            ---------     ---------     ---------     ---------     ---------
Costs and Expenses:
  Cost of products sold ................            -       311,423       220,715      (146,058)      386,080
  Selling, general and administrative ..          542        76,840        39,014                     116,396
  Goodwill amortization ................        2,722         9,309             -                      12,031
                                            ---------     ---------     ---------     ---------     ---------
    Total costs and expenses ...........        3,264       397,572       259,729      (146,058)      514,507
                                            ---------     ---------     ---------     ---------     ---------

Operating income .......................       (3,264)       53,697        29,144             -        79,577
Equity in income of subsidiaries .......       86,326             -             -       (86,326)            -
Intercompany royalty income(expense),net            -        20,071       (20,071)            -
Intercompany dividend income ...........            -        17,073             -       (17,073)            -
Interest expense .......................      (26,336)      (13,373)      (16,486)                    (56,195)
Gain on contract settlement ............            -         3,450             -                       3,450
Other income (expense), net ............       (6,090)          386        48,282                      42,578
                                            ---------     ---------     ---------     ---------     ---------
Income before income taxes .............       50,636        81,304        40,869      (103,399)       69,410
Income tax (provision) benefit .........       11,539       (18,178)      (17,669)                    (24,308)
                                            ---------     ---------     ---------     ---------     ---------
Net income .............................    $  62,175     $  63,126     $  23,200     $(103,399)    $  45,102
                                            =========     =========     =========     =========     =========

                                 ISP CHEMCO INC.
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Thousands)

                                                                           Non-
                                               Parent      Guarantor    Guarantor
                                              Company    Subsidiaries  Subsidiaries Eliminations  Consolidated
                                              -------    ------------  ------------ ------------  ------------
Net sales ...............................    $       -     $ 298,567     $ 296,557     $       -     $ 595,124
Intercompany net sales ..................            -       153,690        21,877      (175,567)            -
                                             ---------     ---------     ---------     ---------     ---------
     Total net sales ....................            -       452,257       318,434      (175,567)      595,124
                                             ---------     ---------     ---------     ---------     ---------
Costs and Expenses:
  Cost of products sold .................            -       316,264       229,794      (175,567)      370,491
  Selling, general and administrative ...        2,731        79,590        37,870                     120,191
  Goodwill amortization .................        2,723         9,308             -                      12,031
                                             ---------     ---------     ---------     ---------     ---------
    Total costs and expenses ............        5,454       405,162       267,664      (175,567)      502,713
                                             ---------     ---------     ---------     ---------     ---------

Operating income ........................       (5,454)       47,095        50,770             -        92,411
Equity in income of subsidiaries ........       77,047             -             -       (77,047)            -
Intercompany royalty income(expense),net             -        20,870       (20,870)                          -
Intercompany dividend income ............            -        16,744                     (16,744)            -
Interest expense ........................      (31,030)      (14,264)       (9,279)                    (54,573)
Other income (expense), net .............         (225)       (6,781)       24,546                      17,540
                                             ---------     ---------     ---------     ---------     ---------
Income before income taxes ..............       40,338        63,664        45,167       (93,791)       55,378
Income tax (provision) benefit ..........       11,895       (19,261)      (12,083)                    (19,449)
                                             ---------     ---------     ---------     ---------     ---------
Income before cumulative effect of
  accounting change .....................       52,233        44,403        33,084       (93,791)       35,929
Cumulative effect of change in accounting
  principle, net of income tax benefit of
  $216 ..................................            -          (473)           33             -          (440)
                                             ---------     ---------     ---------     ---------     ---------
Net income ..............................    $  52,233     $  43,930     $  33,117     $ (93,791)     $  35,489
                                             =========     =========     =========     =========      =========

                                 ISP CHEMCO INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                   (Thousands)

                                                                                Non-
                                               Parent        Guarantor       Guarantor
                                              Company      Subsidiaries    Subsidiaries     Eliminations   Consolidated
                                              -------      ------------    ------------     ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents ............      $       -     $     2,884     $    11,879      $        -        $ 14,763
  Investments in trading securities ....              -               -         279,381                         279,381
  Investments in available-for-sale
    securities .........................              -               -         222,444                         222,444
  Other short-term investments .........              -               -          18,893                          18,893
  Accounts receivable, trade, net ......              -          15,417          73,756                          89,173
  Accounts receivable, other ...........              -           2,874          16,744                          19,618
  Receivable from related parties, net .        (18,116)         33,500            (974)                         14,410
  Inventories ..........................              -          92,192          58,756                         150,948
  Other current assets .................            (61)         20,532          16,466                          36,937
                                            -----------     -----------     -----------     -----------     -----------
    Total current assets ...............        (18,177)        167,399         697,345               -         846,567
Investment in subsidiaries .............      1,005,959         403,317               -      (1,409,276)              -
Intercompany loans .....................         18,591          24,541         (43,132)                              -
Due from (to) subsidiaries, net ........         25,372          (6,468)        (18,904)                              -
Property, plant and equipment ..........              -         490,839          67,849                         558,688
Goodwill ...............................        136,274         352,758               -                         489,032
Long-term loan receivable from parent
  company ..............................          1,085               -               -                           1,085
Other assets ...........................          3,144          24,704             322                          28,170
                                            -----------     -----------     -----------     -----------     -----------
Total Assets ...........................    $ 1,172,248     $ 1,457,090     $   703,480     $(1,409,276)    $ 1,923,542
                                            ===========     ===========     ===========     ===========     ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt ......................     $        -      $        -     $   143,682     $         -     $   143,682
  Current maturities of long-term debt .              -         224,383              36                         224,419
  Loan payable to parent company .......              -               -          25,000                          25,000
  Accounts payable .....................            736          32,009          24,146                          56,891
  Accrued liabilities ..................          1,215          51,454          24,982                          77,651
  Income taxes .........................         (5,865)        (57,415)         71,316                           8,036
                                            -----------     -----------     -----------     -----------     -----------
    Total Current Liabilities ..........         (3,914)        250,431         289,162               -         535,679
Long-term debt less current maturities .        398,871             259              12                         399,142
Long-term note payable to parent company         50,000               -               -                          50,000
Deferred income taxes ..................              -         159,890          10,451                         170,341
Other liabilities ......................         20,642          40,551             538                          61,731
Total Shareholder's Equity .............        706,649       1,005,959         403,317      (1,409,276)        706,649
                                            -----------     -----------     -----------     -----------     -----------
Total Liabilities and Shareholder's
  Equity ...............................    $ 1,172,248     $ 1,457,090     $   703,480     $(1,409,276)    $ 1,923,542
                                            ===========     ===========     ===========     ===========     ===========

                                 ISP CHEMCO INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Thousands)

                                                                                Non-
                                               Parent        Guarantor       Guarantor
                                              Company      Subsidiaries    Subsidiaries     Eliminations   Consolidated
                                              -------      ------------    ------------     ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents ..........    $         4     $     3,693     $    10,217      $        -     $    13,914
  Restricted cash ....................        176,519               -               -                         176,519
  Accounts receivable, trade, net ....              -           9,783          80,038                          89,821
  Accounts receivable, other .........              -           2,823          25,454                          28,277
  Receivable from related parties, net           (110)         16,672               -                          16,562
  Inventories ........................              -         118,738          82,974                         201,712
  Other current assets ...............              -          20,791          15,827                          36,618
                                          -----------     -----------     -----------     -----------     -----------
    Total current assets .............        176,413         172,500         214,510               -         563,423
Investment in subsidiaries ...........        694,155         109,946               -        (804,101)              -
Intercompany loans ...................         16,021          (5,071)        (10,950)                              -
Due from (to) subsidiaries, net ......              -         123,298        (123,298)                              -
Property, plant and equipment ........              -         493,993          60,570                         554,563
Goodwill .............................        133,551         343,449           5,911                         482,911
Long-term restricted cash ............         81,130               -               -                          81,130
Receivable from related party ........              -               -          20,000                          20,000
Other assets .........................          8,000          43,777          13,067                          64,844
                                          -----------     -----------     -----------     -----------     -----------
Total Assets .........................    $ 1,109,270     $ 1,281,892     $   179,810     $  (804,101)    $ 1,766,871
                                          ===========     ===========     ===========     ===========     ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt ....................    $         -   $           -     $       111      $        -     $       111
  Current maturities of long-term debt        180,007           2,405              34                         182,446
  Accounts payable ...................              -          28,117          25,044                          53,161
  Accrued liabilities ................         21,238          60,564          24,485                         106,287
  Income taxes .......................         (5,790)          3,782          12,688                          10,680
                                          -----------     -----------     -----------     -----------     -----------
    Total Current Liabilities ........        195,455          94,868          62,362               -         352,685
Long-term debt less current maturities        483,842         302,944              18                         786,804
Deferred income taxes ................              -         145,086           7,036                         152,122
Other liabilities ....................         20,133          44,839             448                          65,420
Total Shareholder's Equity ...........        409,840         694,155         109,946       (804,101)         409,840
                                          -----------     -----------     -----------     -----------     -----------
Total Liabilities and Shareholder's
  Equity .............................    $ 1,109,270     $ 1,281,892     $   179,810     $ (804,101)     $ 1,766,871
                                          ===========     ===========     ===========     ===========     ===========


                                 ISP CHEMCO INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                        NINE MONTHS ENDED OCTOBER 1, 2000
                                   (Thousands)

                                                                                                       Non-
                                                                     Parent        Guarantor        Guarantor
                                                                    Company       Subsidiaries     Subsidiaries      Consolidated
                                                                    -------       ------------     ------------      ------------
Cash and cash equivalents, beginning of period ...........        $   2,290         $   6,338         $  12,696         $  21,324
Cash provided by (used in) operating activities:
  Net income (loss) ......................................          (41,224)           63,126            23,200            45,102
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation ........................................                -            31,476             6,263            37,739
     Goodwill amortization ...............................            2,722             9,309                 -            12,031
     Deferred income taxes ...............................                -            44,734           (31,694)           13,040
     Unrealized gains on trading securities and other
       short-term investments ............................                -                 -           (11,105)          (11,105)
  (Increase) decrease in working capital items ...........              398             4,379           (18,940)          (14,163)
  Purchases of trading securities ........................                -                 -           (26,886)          (26,886)
  Proceeds from sales of trading securities ..............                -                 -            56,044            56,044
  (Increase) decrease in receivable from related parties .           18,691              (493)          (15,896)            2,302
  Change in investment in and advances to affiliates .....          (11,937)         (189,767)          201,704                 -
  Change in cumulative translation adjustment ............                -                 -           (12,790)          (12,790)
  Other, net .............................................           (4,777)            7,260             9,050            11,533
                                                                  ---------         ---------         ---------         ---------
Net cash provided by (used in) operating activities ......          (36,127)          (29,976)          178,950           112,847
                                                                  ---------         ---------         ---------         ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisition ...................                -           (32,933)           (6,447)          (39,380)
  Purchases of available-for-sale securities .............                -                 -          (265,988)         (265,988)
  Proceeds from sales of available-for-sale securities ...                -                 -           192,019           192,019
                                                                  ---------         ---------         ---------         ---------
Net cash used in investing activities ....................                -           (32,933)          (80,416)         (113,349)
                                                                  ---------         ---------         ---------         ---------
Cash provided by (used in) financing activities:
  Proceeds (repayments) from sale of accounts receivable .                -                 -            (5,128)           (5,128)
  Increase in short-term debt ............................                -                 -             6,236             6,236
  Decrease in borrowings under revolving
    credit facility ......................................                -             1,800                 -             1,800
  Repayments of long-term debt ...........................                -           (10,266)             (194)          (10,460)
  Borrowings (repayments) with parent company ............           16,070                 -           (30,674)          (14,604)
  Change in net intercompany loans .......................            2,446            51,110           (53,556)                -
  Dividends and distributions to parent company ..........           (2,370)           17,073           (17,073)           (2,370)
  Capital contribution from parent company ...............           17,691                 -                 -            17,691
                                                                  ---------         ---------         ---------         ---------
Net cash provided by (used in) financing activities ......           33,837            59,717          (100,389)           (6,835)
                                                                  ---------         ---------         ---------         ---------
Net change in cash and cash equivalents ..................           (2,290)           (3,192)           (1,855)           (7,337)
                                                                  ---------         ---------         ---------         ---------
Cash and cash equivalents, end of period .................         $      -         $   3,146         $  10,841         $  13,987
                                                                  =========         =========         =========         =========

                                 ISP CHEMCO INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Thousands)

                                                                                                       Non-
                                                                    Parent         Guarantor         Guarantor
                                                                   Company        Subsidiaries      Subsidiaries      Consolidated
                                                                   -------        ------------      ------------      ------------
Cash and cash equivalents, beginning of period ...........         $      -         $   2,884         $  11,879         $  14,763
                                                                  ---------         ---------         ---------         ---------
Cash provided by (used in) operating activities:
  Net income (loss) ......................................          (41,558)           43,930            33,117            35,489
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of change in accounting principle .                -               473               (33)              440
     Depreciation ........................................                -            32,581             6,662            39,243
     Goodwill amortization ...............................            2,723             9,308                 -            12,031
     Deferred income taxes ...............................                -           (13,859)            2,377           (11,482)
     Unrealized gains on trading securities and other
       short-term investments ............................                -                 -             1,039             1,039
  (Increase) decrease in working capital items ...........           19,301            39,722           (98,571)          (39,548)
  Purchases of trading securities ........................                -                 -          (217,335)         (217,335)
  Proceeds from sales of trading securities ..............                -                 -           376,292           376,292
  (Increase) decrease in receivable from related parties .            7,366          (112,938)          105,623                51
  Change in investment in and advances to affiliates .....           22,715           (76,899)           54,184                 -
  Change in cumulative translation adjustment ............                -                 -              (984)             (984)
  Other, net .............................................            3,403            (4,814)            4,191             2,780
                                                                  ---------         ---------         ---------         ---------
Net cash provided by (used in) operating activities ......           13,950           (82,496)          266,562           198,016
                                                                  ---------         ---------         ---------         ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisition ...................                -           (37,037)          (21,679)          (58,716)
  Purchases of available-for-sale securities .............                -                 -          (121,299)         (121,299)
  Proceeds from sales of available-for-sale securities ...                -                 -            19,700            19,700
  Proceeds from sales of other short-term investments ....                -                 -            12,529            12,529
                                                                  ---------         ---------         ---------         ---------
Net cash used in investing activities ....................                -           (37,037)         (110,749)         (147,786)
                                                                  ---------         ---------         ---------         ---------
Cash provided by (used in) financing activities:
  Proceeds (repayments) from sale of accounts receivable .                -                 -            (7,791)           (7,791)
  Decrease in short-term debt ............................                -                 -          (108,542)         (108,542)
  Proceeds from issuance of debt .........................          301,364           225,000                 -           526,364
  Decrease in borrowings under revolving
    credit facility ......................................                -          (115,400)                -          (115,400)
  Repayments of long-term debt ...........................          (36,170)          (28,893)                4           (65,059)
  Borrowings (repayments) with parent company ............           (1,085)                -            30,000            28,915
  Change in net intercompany loans .......................            2,570            29,612           (32,182)                -
  Increase in restricted cash ............................         (257,649)                -                 -          (257,649)
  Financing fees and expenses ............................           (7,068)           (6,721)                -           (13,789)
  Effect of restructuring ................................                -                 -           (22,220)          (22,220)
  Dividends and distributions to parent company ..........          (35,000)           16,744           (16,744)          (35,000)
  Capital contribution from parent company ...............           19,092                 -                 -            19,092
                                                                  ---------         ---------         ---------         ---------
Net cash provided by (used in) financing activities ......          (13,946)          120,342          (157,475)          (51,079)
                                                                  ---------         ---------         ---------         ---------
Net change in cash and cash equivalents ..................                4               809            (1,662)             (849)
                                                                  ---------         ---------         ---------         ---------
Cash and cash equivalents, end of period .................        $       4         $   3,693         $  10,217         $  13,914
                                                                  =========         =========         =========         =========

Note 10. Sale of Accounts Receivable

           In October 2001, the Company entered into a new agreement for the sale of its domestic receivables. This agreement replaces a previous agreement which terminated in October 2001. The agreement has a termination date of October 2004 and provides for up to $40.0 million in cash to be made available to the Company based on eligible domestic receivables outstanding from time to time.


Note 11. Contingencies

Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

     In the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

     For further information regarding environmental matters, reference is made to Note 20 to Consolidated Financial Statements contained in the Form S-4.


Tax Claim Against G-I Holdings Inc.

     The Company and certain of its subsidiaries were members of the consolidated group (the "G-I Holdings Group") for Federal income tax purposes that included G-I Holdings Inc. ("G-I Holdings") in certain prior years and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years. Effective as of January 1, 1997, neither the Company nor any of its subsidiaries are members of the G-I Holdings Group.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. If such proof of claim is sustained, the Company and/or some of the Company's subsidiaries, together with G-I Holdings and several current and former subsidiaries of G-I Holdings, would be severally liable for such taxes and interest in the amount of approximately $250.0 million should G-I Holdings be unable to satisfy such liability. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. For additional information relating to G-I Holdings, reference is made to Notes 8, 16 and 19 to Consolidated Financial Statements contained in the Form S-4.


Note 12.  New Accounting Standards

            On June 30, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives. Early adoption of SFAS No. 142 is not permitted. On an annualized basis, the Company's net income will increase by approximately $16.0 million, unless any impairment charges are necessary.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Third Quarter 2001 Compared With
                        Third Quarter 2000

     The Company recorded third quarter 2001 net income of $6.0 million compared with net income of $27.1 million in the third quarter of 2000. The results for the third quarter of 2000 included $41.9 of investment income, while third quarter 2001 results do not reflect investment income. In June 2001, in connection with a corporate restructuring (see Note 1 to Consolidated Financial Statements), the Company transferred all of its investment assets to a newly formed parent company of the Company. Excluding investment income, there would have been a net loss of $0.1 million for the third quarter of 2000. On a comparable basis, the improved results were attributable to higher operating income and lower other expense, net, partially offset by higher interest expense.

     Net sales for the third quarter of 2001 were $188.6 million compared with $195.9 million for the same period in 2000. The decrease in sales resulted primarily from lower volumes in the Industrial, Performance Chemicals and Fine Chemicals businesses, partially offset by higher volumes in the Pharmaceutical and Mineral Products businesses and improved pricing in the Industrial business. Volumes in the Industrial business were lower than last year's quarter due to the impact of discontinuing butanediol production at the Company's Texas City, Texas plant in March 2001.

     Operating income for the third quarter of 2001 improved 27.5% to $30.6 million compared with $24.0 million for the third quarter of 2000. The increase was attributable to improvements in operating profits in the Industrial, Pharmaceutical, Fine Chemicals and Mineral Products businesses, reflecting higher gross margins in each business as a result of favorable manufacturing costs, improved pricing in the Industrial business, the effect of favorable volume in the Pharmaceutical business and the favorable impact of the acquisition of FineTech Ltd. which was completed in the second quarter of 2001 (see Note 2 to Consolidated Financial Statements). These improved results were partially offset by unfavorable volumes in the Industrial and Performance Chemicals businesses, higher manufacturing costs in the Alginates business and lower margins in the Personal Care business segment.

     Interest expense for the third quarter of 2001 was $20.3 million versus $19.7 million for the same period last year. The increase was due to higher average borrowings, primarily reflecting the issuance of $305 million aggregate principal amount of 10 1/4% Senior Subordinated Notes in June and July 2001. Other expense, net, for the quarter was $1.1 million compared with other income of $37.4 million in last year's third quarter, which included investment income of $41.9 million, reflecting a net gain of $36.8 million from the sale of the Company's investments in Dexter Corporation and Life Technologies, Inc.

Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment.

Personal Care

         Sales in the third quarter of 2001 were $45.5 million compared with $44.5 million for the same period last year, while operating income for the third quarter of 2001 decreased to $5.7 million from $7.3 million in last year's quarter. The increase in sales resulted primarily from higher volumes in the North America hair care markets, reflecting strong mass market sales of hair gels and styling aids, partially offset by the lower volumes in the North America and Asia skin care markets. The $1.6 million decrease in operating income mainly reflected an unfavorable product mix in the North America hair care markets and higher operating expenses, partially offset by the effect of favorable volumes.

Pharmaceutical, Food and Beverage ("PFB")

         Sales for the PFB segment were $59.6 million for the third quarter of 2001 compared with $55.6 million for the third quarter of 2000, while operating income was $12.1 million versus $12.2 million in last year's quarter. Sales for the Pharmaceutical and Beverage business increased by 12% in the third quarter of 2001, reflecting higher volumes in both Pharmaceutical (excipients markets) and Beverage. Sales for the Alginates business decreased by 6% due to lower volumes in the industrial markets.

         Operating income for the Pharmaceutical and Beverage business increased 37% in the third quarter of 2001 compared with the same period in 2000, while the operating margin improved from 21.4% in the third quarter of 2000 to 26.2% in this year's quarter. The improvement reflected the higher volumes. Operating income for the Alginates business decreased in the third quarter of 2001 due to the lower volumes and unfavorable manufacturing costs related to lower production volumes.

Performance Chemicals, Fine Chemicals and Industrial

         Sales in the third quarter of 2001 were $59.8 million compared with $75.5 million in the third quarter of 2000. The 21% lower sales reflected lower volumes in each of the three businesses, partially offset by improved pricing in the Industrial business. Lower volumes in the Performance Chemicals business primarily reflected declines in the specialty coatings market. Lower Fine Chemicals volumes were related to contract sales to Polaroid. The lower contract sales were partially offset by sales of $1.2 million for the FineTech business which was was acquired in the second quarter.

         Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment improved in the third quarter of 2001 to $7.6 million versus $0.7 million for the same period last year, primarily reflecting higher Industrial operating income due to improved pricing and favorable manufacturing costs resulting from lower raw material and energy costs. Higher operating income for the Fine Chemicals business was attributable to an improved gross margin due to favorable manufacturing costs and the favorable impact of the FineTech acquisition. The Performance Chemicals business experienced a loss in the third quarter of 2001 as a result of the lower volumes and an unfavorable product mix.

      On October 12, 2001, Polaroid filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, Polaroid may choose to either assume or reject the supply agreement it has with the Company. Polaroid has stated that it is reviewing this contract and will determine some time in the future whether it will elect to assume it or propose certain modifications to the contract. If it rejects that contract and no longer purchases product from the Company, or the Company accepts modifications to the contract, which would reduce the amounts to be paid by Polaroid, the Company's Performance Chemicals, Fine Chemicals and Industrial business segment could experience a reduction in sales and operating income which could be material to that business segment's results.

Mineral Products

         Sales for the Mineral Products segment for the third quarter of 2001 were $23.8 million compared with $20.2 million for the third quarter of 2000. The 18% higher sales were attributable to a $3.0 million (19%) increase in sales to Building Materials Corporation of America, an affiliate, and a 13% increase in trade sales, both due to higher volumes. Operating income for the third quarter of 2001 was $5.1 million compared with $3.4 million for the third quarter of 2000, reflecting a higher gross margin due to favorable manufacturing costs, partially offset by an unfavorable product mix.

Results of Operations - First Nine Months 2001 Compared With
                        First Nine Months 2000

     For the first nine months of 2001, the Company recorded net income of $35.5 million compared with $45.1 million in the first nine months of 2000. The results for the first nine months of 2001 include investment income of $27.7 million prior to the corporate restructuring completed in June 2001, as discussed in Note 1 to Consolidated Financial Statements, and an after-tax charge of $0.4 million, representing the cumulative effect of adopting Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Results for the first nine months of 2000 included $50.1 million of investment income and a one-time gain of $3.5 million in the first nine months of 2000 from a contract settlement. Excluding investment income and the one-time items in each period, net income for the first nine months of 2001 was $18.0 million versus $10.3 million in the same period last year. On a comparable basis, the improved results were primarily attributable to higher operating income and lower interest expense, partially offset by higher other expense, net.

     Net sales for the first nine months of 2001 were $595.1 million compared with $594.1 million for the same period in 2000. The increase in sales resulted from higher volumes in the Personal Care, Pharmaceutical and Mineral Products businesses and improved pricing in the Industrial business, partially offset by lower volumes in the Industrial, Alginates and Fine Chemicals businesses and by the adverse effect of the stronger U.S. dollar in Europe.

     Operating income for the first nine months of 2001 was $92.4 million compared with $79.6 million for the first nine months of 2000. The 16% increase in operating income was attributable to improvements in operating profits in all Specialty Chemicals business segments, primarily resulting from higher volumes and favorable manufacturing costs in the Personal Care and Pharmaceutical businesses and improved pricing in the Industrial business. These gains were partially offset by lower volumes in the Industrial and Performance Chemicals businesses, unfavorable manufacturing costs in the Alginates business and by the adverse effect of the stronger U.S. dollar in Europe.

     Interest expense for the first nine months of 2001 was $54.6 million versus $56.2 million for the same period last year, as the effect of higher average borrowings reflecting the issuance of $305 million aggregate principal amount of 10 1/4% Senior Subordinated Notes in June and July 2001 was offset by lower average interest rates. Other income, net, for the first nine months of 2001 was $17.5 million compared with $42.6 million for the same period last year, with the decrease due to lower investment income, as investment income for the first nine months of 2000 included the net gain of $36.8 million from the sale of the Company's investments in Dexter Corporation and Life Technologies, Inc.

Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment.

Personal Care

         Sales in the first nine months of 2001 were $150.5 million compared with $140.0 million for the same period last year, while operating income for the first nine months of 2001 increased to $27.0 million from $22.8 million in the same period last year. The 7.5% increase in sales resulted principally from higher volumes in the North American and European hair care markets, reflecting strong mass market sales of hair gels and styling aids, partially offset by the adverse effect ($3.3 million) of the stronger U.S. dollar in Europe. Operating profits improved 18% as a result of the higher volumes and a higher gross margin which was attributable to favorable manufacturing costs.

Pharmaceutical, Food and Beverage ("PFB")

         Sales for the PFB segment were $175.5 million for the first nine months of 2001 compared with $174.6 million for the first nine months of 2000, while operating income increased to $38.8 million versus $37.3 million last year. Sales for the Pharmaceutical and Beverage business increased by 7.5% in the first nine months of 2001, primarily reflecting higher Pharmaceutical volumes in the excipients market and, to a lesser extent, higher Beverage volumes. Sales for the Alginates business decreased by 17% due to lower volumes across all regions and markets.

     Operating income for the Pharmaceutical and Beverage business increased 29% in the first nine months of 2001 compared with the same period in 2000, while the operating margin improved from 23% in the first nine months of 2000 to 28% for the same period this year. The improvement reflected the higher unit volumes and higher gross margins as a result of favorable manufacturing costs, partially offset by the adverse effect of the stronger U.S. dollar in Europe. Operating income for the Alginates business decreased in the first nine months of 2001 due to the lower volumes and unfavorable manufacturing costs related to lower production volumes.

Performance Chemicals, Fine Chemicals and Industrial

         Sales in the first nine months of 2001 were $205.4 million compared with $222.6 million in the first nine months of 2000. The lower sales were primarily attributable to an 11% sales decline in the Industrial business due to lower volumes and the unfavorable impact ($4.0 million) of the stronger U.S. dollar in Europe, partially offset by improved pricing. Sales for the Fine Chemicals business decreased by 9%, reflecting unit volume decreases related to contract sales to Polaroid (see discussion relating to Polaroid in "Results of Operations - Third Quarter 2001 Compared With Third Quarter 2000 - Performance Chemicals, Fine Chemicals and Industrial"). The lower contract sales were partially offset by sales of $1.6 million for the FineTech business which was acquired in the second quarter. Sales for the Performance Chemicals business decreased slightly, as small volume gains and favorable pricing were offset by the adverse effect ($1.4 million) of the stronger U.S. dollar in Europe.

         Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment increased 72% for the first nine months of 2001 to $17.5 million compared with $10.2 million for the same period last year. The improved results were primarily attributable to higher Industrial operating income due to improved pricing. In addition, operating income for the Fine Chemicals business improved by 80% due to favorable manufacturing costs and the favorable impact of the FineTech acquisition, partially offset by increased operating expenses. Offsetting these improved results was an 84% decline in operating income for the Performance Chemicals business as a result of an unfavorable product mix and higher operating expenses.

Mineral Products

         Sales for the Mineral Products segment for the first nine months of 2001 were $63.8 million compared with $56.9 million for the first nine months of

2000. The higher sales were attributable to a $3.9 million (42%) increase in trade sales and a 6% increase in sales to Building Materials Corporation of America, an affiliate, due primarily to higher volumes. Operating income for the first nine months of 2001 was $8.4 million compared with $8.7 million for the first nine months of 2000, reflecting an unfavorable product mix and also higher operating expenses due mainly to an increased provision for doubtful accounts.

Liquidity and Financial Condition

         During the first nine months of 2001, the Company's net cash outflow before financing activities was $50.2 million, including $198.0 million of cash generated from operations, the reinvestment of $58.7 million for capital programs and the acquisition of FineTech Ltd. (see Note 2 to Consolidated Financial Statements) and the use of $89.1 million of cash for net purchases of available-for-sale securities and other short-term investments.

         Cash generated from operations in the first nine months of 2001 reflected a $159.0 million net cash inflow related to net sales of trading securities. Excluding this cash flow, cash provided from operations totaled $39.1 million. Cash invested in additional working capital totaled $39.5 million during the first nine months of 2001, primarily reflecting a $50.7 million increase in inventories, mainly due to higher production levels in line with increased sales, partially offset by a $9.6 million net increase in payables and accrued liabilities.

         Net cash used in financing activities during the first nine months of 2001 totaled $51.1 million, reflecting the debt financing transactions discussed below, financing fees and expenses of $13.8 million related to the financing transactions, repayments of long-term debt totaling $65.1 million and a $108.5 million decrease in short-term borrowings. Financing activities in the first six months of 2001 also included a $28.9 million increase in loans from and a $19.1 million capital contribution from the Company's parent company, offset by a $35.0 million dividend to the Company's parent company. Also, as a result of the restructuring discussed in Note 1 to Consolidated Financial Statements, $22.2 million of cash was transferred to ISP Investco LLC.

         On June 27, 2001, the Company and three of its wholly-owned subsidiaries issued $205.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes"). The net proceeds of $197.3 million, after discount and fees, were placed in an escrow account and were distributed to the Company's parent, International Specialty Products Inc. ("ISP"), to retire ISP's 9 3/4% Senior Notes due 2002 (the "2002 Notes") on or prior to October 15, 2001. During the third quarter of 2001, ISP retired $19.9 million of the 2002 Notes, and the remaining $180.0 million of 2002 Notes were retired on or before October 15, 2001. On July 31, 2001, the Company and its three wholly-owned subsidiaries issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June. The net proceeds were $98.9 million, including $0.9 million of accrued interest from June 27, 2001 to the date of issuance, of which $98.0 million was placed in an escrow account to be distributed to ISP to be used to retire a portion of ISP's 9% Senior Notes due 2003 (the "2003 Notes") on or prior to their maturity. On November 13, 2001, the Company and its three wholly-owned subsidiaries issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June, except with respect to interest accrual and registration rights. The net proceeds of $101.0 million were placed in an escrow account to be distributed to ISP to be used to retire a portion of ISP's 2003 Notes on or prior to their maturity. During the third quarter of 2001, ISP retired $16.9 million principal amount of the 2003 Notes. All of the 2011 Notes were guaranteed by substantially all of the Company's other domestic subsidiaries. The 2011 Notes were issued under an indenture which, among other things, places limits on the ability of the Company and its subsidiaries to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments.

     In a related transaction, the Company and its three subsidiaries which issued the notes also entered into $450.0 million of new senior secured credit facilities (the "Senior Credit Facilities"), the initial borrowings under which were used to repay amounts outstanding under the Company's previous credit facility. The Senior Credit Facilities are comprised of a $225.0 million term loan with a maturity of seven years and a $225.0 million revolving credit facility which will terminate in five years. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit. All borrowings under the Senior Credit Facilities will be based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the eurodollar rate plus a margin based on the ratio of the Company's total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio, an interest coverage ratio and a minimum adjusted net worth. As of September 30, 2001, $80.6 million of borrowings and $5.6 million of letters of credit were outstanding under the revolving credit facility.

     As a result of the foregoing factors, cash and cash equivalents decreased by $0.8 million during the first nine months of 2001 to $13.9 million.

     In December 2000, the Company shut down its Seadrift, Texas butanediol manufacturing facility and shut down production of butanediol at its Texas City, Texas manufacturing facility in the first quarter of 2001. Accordingly, the Company recorded a one-time restructuring charge against operating income in 2000 of $2.5 million, including an accrual of $2.1 million for cash costs to be incurred in 2001 for severance and for decommissioning and remediation costs. During the first nine months of 2001, $2.0 million of costs were charged against this reserve, leaving a reserve balance of $0.1 million as of the end of the third quarter of 2001.

     In connection with the relocation of certain of the Company's production lines for Personal Care products to the Company's Freetown, Massachusetts facility, the Company shut down its manufacturing operation in Belleville, New

Jersey in the first quarter of 2001. Accordingly, the Company recorded a restructuring charge against operating income in 2000 of $11.9 million, which included a $10.4 million write-off of production assets. The total charge included an accrual of $1.5 million for cash costs to be incurred in 2001, mainly for severance and other shutdown-related costs. During the first nine months of 2001, $1.1 million of costs were charged against this reserve, leaving a reserve balance of $0.4 million as of the end of the third quarter of 2001.

         See Note 11 to Consolidated Financial Statements for information regarding contingencies.
                                   * * *
Forward-looking Statements

         This quarterly report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this quarterly report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.


                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form S-4 for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 2000, equity-related financial instruments employed by the Company to reduce market risk included long contracts valued at $30.2 million. As a result of the corporate restructuring in June 2001 (see Note 1 to Consolidated Financial Statements), all of the Company's investment assets were transferred to a newly formed parent company of the Company.

                                     PART II


                                OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


(a) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ISP CHEMCO INC.
                               ISP CHEMICALS INC.
                               ISP MINERALS INC.
                               ISP TECHNOLOGIES INC.
                               ISP MANAGEMENT COMPANY, INC.
                               BLUEHALL INCORPORATED
                               VERONA INC.
                               ISP REAL ESTATE COMPANY, INC.
                               ISP FREETOWN FINE CHEMICALS INC.
                               ISP INTERNATIONAL CORP.
                               ISP (PUERTO RICO) INC.
                               ISP ALGINATES INC.
                               ISP GLOBAL TECHNOLOGIES INC.
                               ISP INVESTMENTS INC.


DATE:  November 14, 2001           BY: /s/Susan B. Yoss
       -----------------               ----------------

                                       Susan B. Yoss
                                       Executive Vice President - Finance
                                         and Treasurer
                                       (Principal Financial Officer)


DATE:  November 14, 2001           BY: /s/Jon W. Rushatz
       -----------------               -----------------

                                       Jon W. Rushatz
                                       Vice President - Finance
                                       (Principal Accounting Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ISP ENVIRONMENTAL SERVICES INC.





DATE:  November 14, 2001           BY: /s/Jon W. Rushatz
       -----------------               -----------------

                                       Jon W. Rushatz
                                       Vice President - Finance
                                       (Principal Accounting Officer)

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ISP CHEMICALS LLC
                          By: ISP Chemicals Inc., its Sole Member

                          ISP MANAGEMENT LLC
                          By:  ISP Management Company, Inc., its Sole Member

                          ISP MINERALS LLC
                          By:  ISP Minerals Inc., its Sole Member

                          ISP TECHNOLOGIES LLC
                          By:  ISP Technologies Inc., its Sole Member

                          ISP INVESTMENTS LLC
                          By:  ISP Investments Inc., its Sole Member

                          ISP GLOBAL TECHNOLOGIES LLC
                          By:  ISP Global Technologies Inc., its Sole Member


DATE:  November 14, 2001           BY: /s/Susan B. Yoss
       -----------------               ----------------

                                       Susan B. Yoss
                                       Executive Vice President - Finance
                                         and Treasurer
                                       (Principal Financial Officer)

DATE:  November 14, 2001           BY: /s/Jon W. Rushatz
       -----------------               -----------------

                                       Jon W. Rushatz
                                       Vice President - Finance
                                       (Principal Accounting Officer)